Form 10-K
period 2007-12-31
Bear Stearns Commercial Mortgage Securities Trust 2007-TOP28
filed 2008-03-31
CIK 1413496

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-130789-08

      Bear Stearns Commercial Mortgage Securities Trust 2007-Top28 (exact name of issuing entity as specified in its charter)

      Bear Stearns Commercial Mortgage Securities Inc.
      (exact name of the depositor as specified in its charter)

      Bear Stearns Commercial Mortgage, Inc.
      Morgan Stanley Mortgage Capital Holdings LLC
      Wells Fargo Bank, N.A.
      Principal Commercial Funding II, LLC
      (exact name of each of the sponsors as specified in its charter)



  New York                                54-2200964
  (State or other jurisdiction of         54-2200965
  incorporation or organization of        54-2200966
  issuing entity)                         54-6760589
                                          (I.R.S. Employer
                                          Identification No. of
                                          issuing entity)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code of issuing
  offices of issuing entity)                    entity)


 Telephone number of issuing entity, including area code: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X




  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  See Item 15 (a).



                                     PART I

  Item 1.      Business.

               Not applicable.


  Item 1A.     Risk Factors.

               Not applicable.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Not applicable.


  Item 3.      Legal Proceedings.

               Not applicable.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Not applicable.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Not applicable.


  Item 6.      Selected Financial Data.

               Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Not applicable.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Not applicable.


  Item 8.      Financial Statements and Supplementary Data.

               Not applicable.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Not applicable.


  Item 9A.     Controls and Procedures.

               Not applicable.


  Item 9A(T).  Controls and Procedures.

               Not applicable.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Not applicable.


  Item 11.     Executive Compensation.

               Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Not applicable.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Not applicable.


  Item 14.     Principal Accounting Fees and Services.

               Not applicable.




                  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.



Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the issuing entity and all parties related to the issuing entity or any other entities contemplated by Item 1117 of Regulation AB, other than routine litigation incidental to the duties of those respective parties.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously disclosed in a 424(b)(5) filed on October 22, 2007 (Commission File No. 333-130789-08).



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15(a).

LaSalle Bank National Association's ("LaSalle") Report on Assessment of Compliance with Servicing Criteria for 2007 (the "2007 Assessment") attached to this Report on Form 10-K describes in Appendix B the following material instance of noncompliance related to investor reporting:
"1122(d)(3)(i)(A) and (B) - During the Reporting Period, certain monthly investor or remittance reports were not prepared in accordance with the terms set forth in the transaction agreements and certain investor reports did not provide the information calculated in accordance with the terms specified in the transaction agreements for which certain individual errors may or may not have been material."

The investor reporting errors identified on LaSalle's 2007 Assessment as material instances of noncompliance (the "Investor Reporting Errors") included, for example, revised delinquency, REO, foreclosure, repurchase, payoff or modified loan counts, category indicators and/or balances. The conclusion that the Investor Reporting Errors amounted to a material instance of noncompliance was based primarily on the aggregate number of errors as opposed to the materiality of any one error.

The Investor Reporting Errors were generally caused by human error resulting primarily from high volume monthly data processing demands that had to be addressed within constricted time frames with less than a full complement of operational staff. Between the fourth quarter of the Reporting Period and the date of the 2007 Assessment, LaSalle has employed additional operational staff to accommodate the high volume of monthly investor reporting requirements and minimize the risk of the Investor Reporting Errors recurring. Other necessary controls are in place to minimize the risk of such errors.

With respect to the specific pool assets and asset-backed securities related to the Investor Reporting Errors, the errors did not have, and are not reasonable likely in the future to have, any material impact or effect on pool asset performance, servicing of the pool assets and payments or expected payments on the mortgage-backed securities.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15(a).



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (1) Not applicable.

  (2) Not applicable.

  (3)

  (4) Pooling and Servicing Agreement, dated as of October 1, 2007, by and among Bear Stearns Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Centerline Servicing Inc., as special servicer, LaSalle Bank National Association, as trustee and custodian, and Wells Fargo Bank, National Association, as paying agent, certificate registrar and authenticating agent (As previously filed on Form 8-K filed on November 9, 2007 (Commission File No. 333-130789-08) and is hereby incorporated by reference into this report on Form 10-K).

  (10.1) Primary Servicing Agreement, dated as of October 1, 2007, by and between Principal Global Investors, LLC, as primary servicer, and Wells Fargo Bank, National Association, as master servicer, under which Principal Global Investors, LLC services the Mortgage Loans set forth on the schedule attached thereto (As previously filed on Form 8-K filed on November 9, 2007 (Commission File No. 333-130789-08) and is hereby incorporated by reference into this report on Form 10-K).

  (10.2) Mortgage Loan Purchase Agreement, dated as of October 11, 2007, by and between Bear Stearns Commercial Mortgage, Inc. and Bear Stearns Commercial Mortgage Securities Inc., relating to the mortgage loans sold to the depositor by Bear Stearns Commercial Mortgage, Inc. (As previously filed on Form 8-K filed on November 9, 2007 (Commission File No. 333-130789-08) and is hereby incorporated by reference into this report on Form 10-K).

  (10.3) Mortgage Loan Purchase Agreement, dated as of October 11, 2007, by and between Wells Fargo Bank, National Association and Bear Stearns Commercial Mortgage Securities Inc., relating to the mortgage loans sold to the depositor by Wells Fargo Bank, National Association (As previously filed on Form 8-K filed on November 9, 2007 (Commission File No. 333-130789-08) and is hereby incorporated by reference into this report on Form 10-K).

  (10.4) Mortgage Loan Purchase Agreement, dated as of October 11, 2007, by and between Principal Commercial Funding II, LLC and Bear Stearns Commercial Mortgage Securities Inc., relating to the mortgage loans sold to the depositor by Principal Commercial Funding II, LLC (As previously filed on Form 8-K filed on November 9, 2007 (Commission File No. 333-130789-08) and is hereby incorporated by reference into this report on Form 10-K).

  (10.5) Mortgage Loan Purchase Agreement, dated as of October 11, 2007, by and between Morgan Stanley Mortgage Capital Holdings LLC and Bear Stearns Commercial Mortgage Securities Inc., relating to the mortgage loans sold to the depositor by Morgan Stanley Mortgage Capital Holdings LLC (As previously filed on Form 8-K filed on November 9, 2007 (Commission File No. 333-130789-08) and is hereby incorporated by reference into this report on Form 10-K).

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Centerline Servicing Inc. as Special Servicer
    33.2 LaSalle Bank National Association as Trust Administrator
    33.3 Principal Global Investors, LLC as Primary Servicer
    33.4 Wells Fargo Bank, N.A. as Paying Agent
    33.5 Wells Fargo Bank, N.A. as Master Servicer



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Centerline Servicing Inc. as Special Servicer
    34.2 LaSalle Bank National Association as Trust Administrator
    34.3 Principal Global Investors, LLC as Primary Servicer
    34.4 Wells Fargo Bank, N.A. as Paying Agent
    34.5 Wells Fargo Bank, N.A. as Master Servicer



   (35) Servicer compliance statement.



    35.1 Centerline Servicing Inc. as Special Servicer
    35.2 Principal Global Investors, LLC as Primary Servicer
    35.3 Wells Fargo Bank, N.A. as Paying Agent
    35.4 Wells Fargo Bank, N.A. as Master Servicer



   (b) See (a) above.

   (c) Not applicable.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Bear Stearns Commercial Mortgage Securities Inc.
   (Depositor)


   /s/ Adam Ansaldi
   Adam Ansaldi, Vice President
   (senior officer in charge of securitization of the depositor)


    Date:   March 31, 2008



  Exhibit Index

  Exhibit No.


   (4) Pooling and Servicing Agreement, dated as of October 1, 2007, by and among Bear Stearns Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Centerline Servicing Inc., as special servicer, LaSalle Bank National Association, as trustee and custodian, and Wells Fargo Bank, National Association, as paying agent, certificate registrar and authenticating agent (As previously filed on Form 8-K filed on November 9, 2007 (Commission File No. 333-130789-08) and is hereby incorporated by reference into this report on Form 10-K).

   (10.1) Primary Servicing Agreement, dated as of October 1, 2007, by and between Principal Global Investors, LLC, as primary servicer, and Wells Fargo Bank, National Association, as master servicer, under which Principal Global Investors, LLC services the Mortgage Loans set forth on the schedule attached thereto (As previously filed on Form 8-K filed on November 9, 2007 (Commission File No. 333-130789-08) and is hereby incorporated by reference into this report on Form 10-K).

   (10.2) Mortgage Loan Purchase Agreement, dated as of October 11, 2007, by and between Bear Stearns Commercial Mortgage, Inc. and Bear Stearns Commercial Mortgage Securities Inc., relating to the mortgage loans sold to the depositor by Bear Stearns Commercial Mortgage, Inc. (As previously filed on Form 8-K filed on November 9, 2007 (Commission File No. 333-130789-08) and is hereby incorporated by reference into this report on Form 10-K).

   (10.3) Mortgage Loan Purchase Agreement, dated as of October 11, 2007, by and between Wells Fargo Bank, National Association and Bear Stearns Commercial Mortgage Securities Inc., relating to the mortgage loans sold to the depositor by Wells Fargo Bank, National Association (As previously filed on Form 8-K filed on November 9, 2007 (Commission File No. 333-130789-08)and is hereby incorporated by reference into this report on Form 10-K).

   (10.4) Mortgage Loan Purchase Agreement, dated as of October 11, 2007, by and between Principal Commercial Funding II, LLC and Bear Stearns Commercial Mortgage Securities Inc., relating to the mortgage loans sold to the depositor by Principal Commercial Funding II, LLC (As previously filed on Form 8-K filed on November 9, 2007 (Commission File No. 333-130789-08) and is hereby incorporated by reference into this report on Form 10-K).

   (10.5) Mortgage Loan Purchase Agreement, dated as of October 11, 2007, by and between Morgan Stanley Mortgage Capital Holdings LLC and Bear Stearns Commercial Mortgage Securities Inc., relating to the mortgage loans sold to the depositor by Morgan Stanley Mortgage Capital Holdings LLC (As previously filed on Form 8-K filed on November 9, 2007 (Commission File No. 333-130789-08) and is hereby incorporated by reference into this report on Form 10-K).

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Centerline Servicing Inc. as Special Servicer
    33.2 LaSalle Bank National Association as Trust Administrator
    33.3 Principal Global Investors, LLC as Primary Servicer
    33.4 Wells Fargo Bank, N.A. as Paying Agent
    33.5 Wells Fargo Bank, N.A. as Master Servicer


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Centerline Servicing Inc. as Special Servicer
    34.2 LaSalle Bank National Association as Trust Administrator
    34.3 Principal Global Investors, LLC as Primary Servicer
    34.4 Wells Fargo Bank, N.A. as Paying Agent
    34.5 Wells Fargo Bank, N.A. as Master Servicer


   (35) Servicer compliance statement.



    35.1 Centerline Servicing Inc. as Special Servicer
    35.2 Principal Global Investors, LLC as Primary Servicer
    35.3 Wells Fargo Bank, N.A. as Paying Agent
    35.4 Wells Fargo Bank, N.A. as Master Servicer
